Form 10-Q
period 1996-03-31
DRAGON MINING CORP
filed 1997-08-19
CIK 30037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 16 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

For the quarter ended:  3/31/96             Commission file number:  1-355


                            DRAGON MINING CORPORATION
             (Exact name of registrant as specified in its charter)

          (UTAH)                                           87-0128639
(State of other jurisdiction of                   (I.R.S. Employer
incorporation or organization)               Identification No.)


         107 WEST WADE, SUITE 7, P.O. BOX 9, PAYSON, ARIZONA 85547-0009
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (520) 474-9151
                                                           --------------
                                       N/A

              (Former name, former address and former fiscal year,
                          if changed since last report)


Indicate by a check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

          Yes    __X__                              No          ____


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


     23,143,826 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF APRIL 5, 1996






Exhibit index on page N/A                                            Page 1 of 3
                      ---

                         PART I - FINANCIAL INFORMATION


                     Omitted pursuant to rule 13a-13(c) (3).

                           PART II - OTHER INFORMATION



Item 1.        LEGAL PROCEEDINGS.
               Not applicable.

Item 2.        CHANGES IN SECURITIES.

               Not applicable.

Item 3.        DEFAULTS UPON SENIOR SECURITIES.
               Not applicable.

Item 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
               Not applicable.

Item 5.        OTHER INFORMATION.
               Not applicable.

Item 6.        EXHIBITS AND REPORTS ON FORM 8-K.
               (a)         Exhibits. None.
               (b)         Reports on Form 8-K.   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           DRAGON MINING CORPORATION
                                                 (Registrant)



APRIL 5, 1996                                     BY:   /S/ THOMAS L. CROM
----- -- ----                                          --- ------ -- ----

                                              Thomas L. Crom,
                                              President (Principal Financial
                                              and Accounting Officer)