Form 10-Q
period 1996-06-30
DRAGON MINING CORP
filed 1997-08-19
CIK 30037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 16 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

For the quarter ended:     6/30/96          Commission file number:      1-355


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

             Yes    __X_                             No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.


    23,143,826 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF AUGUST 9, 1996


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



                                  DRAGON MINING CORPORATION
                                         (Registrant)





AUGUST 9, 1996                             BY:   /S/ THOMAS L. CROM
------ -- ----                                   --- ------ -- ----

                                      Thomas L. Crom,
                                      President (Principal Financial
                                      and Accounting Officer)