Form 10-Q
period 1996-09-30
DRAGON MINING CORP
filed 1997-08-19
CIK 30037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 16 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

For the quarter ended:9/30/96             Commission file number:       1-355


                            DRAGON MINING CORPORATION
             (Exact name of registrant as specified in its charter)

           (UTAH)                                     87-0128639
(State of other jurisdiction of                       (I.R.S. Employer
 incorporation or organization)                       Identification
                                                      No.)


         107 WEST WADE, SUITE 7, P.O. BOX 9, PAYSON, ARIZONA 85547-0009
               (Address of principal executive offices) (Zip Code)

        Registrant's telephone number, including area code:(520) 474-9151

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

             Yes    __X_                           No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
    23,143,826 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF
NOVEMBER 12, 1996

Exhibit index on page N/A                                            Page 1 of 3
                      ---

                         PART I - FINANCIAL INFORMATION


                       Omitted pursuant to 13a-13(c) (3).

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



                                         DRAGON MINING CORPORATION
                                               (Registrant)





 NOVEMBER 12, 1996                   BY:/S/ THOMAS L. CROM
 -------- --- ----                      --- ------ -- ----
                                        Thomas L. Crom,
                                        President (Principal Financial
                                        and Accounting Officer)