Form 10-K405
period 1996-12-31
DRAGON MINING CORP
filed 1997-08-19
CIK 30037

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

         X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
              For the Fiscal Year ended:    DECEMBER 31, 1996
                                       OR
         ___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934 (No Fee Required)
          For the transition period from __________________ to _____________
                          Commission file number 1-355

                            DRAGON MINING CORPORATION
             (Exact name of registrant as specified in its charter)

                     UTAH                           87-0159350
         State or other jurisdiction of             (I.R.S. Employer
         incorporation or organization             Identification No.)

         107 WEST WADE, SUITE 7, P.O. BOX 9, PAYSON, ARIZONA 85547-0009
                    (Address of principal executive offices)

         Registrant's telephone number, including area code:   (520) 474-9151


          Securities registered pursuant to Section 12(b) of the Act:

                            Title of each class            Name of each exchange
on which registered
                   COMMON STOCK $.001 PAR VALUE
 NONE

           Securities registered pursuant to section 12(g) of the Act:
                                       N/A

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                                    Yes       X                        No

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1997: N/A (SEE ITEM 5)

Number of shares outstanding of registrant's common stock, $.001 par value, as of March 22, 1997: 23,143,826

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (S 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X] [Added in Release No. 34-28869 (84,709), effective May 1, 1991, 56 F.R.
7242.]

Exhibit index on consecutive page  ___                     Page 1 of       pages

                                      INDEX

                                     PART I


                                                                     Page

Item 1.     Business                                                   3

Item 2.     Properties                                                 5

Item 3.     Legal Proceedings                                          5

Item 4.     Submission of Matters to a Vote of Security Holders        6

                                     PART II

Item 5.     Market for Registrant's Common Equity and
            Related Stockholder Matters                                6

Item 6.     Selected Financial Data                                    7

Item 7.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        7

Item 8.     Financial Statements and Supplementary Data                8

Item 9.     Changes In and Disagreements with Accountants
            on Accounting and Financial Disclosure                     8

                                    PART III

Item 10.    Directors and Executive Officers of the Registrant         8

Item 11.    Executive Compensation                                     9

Item 12.    Security Ownership of Certain Beneficial Owners
            and Management                                             10

Item 13.    Certain Relationships and Related Transactions             10

                                     PART IV

Item 14.    Exhibits, Financial Statements Schedules and Reports
            on Form 8-K                                                11

                                     PART I

ITEM 1.                    BUSINESS

GENERAL AND HISTORICAL BACKGROUND

     The Company was incorporated in 1911 in Utah as Dragon Consolidated Mining Company and operated profitably for many years in the Tintic Mining District of Utah. In January 1985, the Company changed its name to Dragon Mining Corporation. For a substantial period, the Company realized the major portion of its income in the form of royalties from clay mining operations conducted by lessees within its "Dragon Pit" near Eureka, Utah. (See Item 2. PROPERTIES.) From July 1, 1977 to March 1983, the Company did not conduct operations. From May 1940 to October 1984, the Company was controlled by North Lily Mining Company, a subsidiary of the Anaconda Company from June 1925 to March 1983. In March 1983, Claude K. Lee and others acquired direct control of North Lily Mining Company and indirect control of the Company.

     Due to a failure to file a 1992 Utah annual report the Company was mistakenly dissolved by the State of Utah. The Company has been reincorporated.

     During 1986, North Lily Mining Company ("North Lily") consummated the acquisition of 4,725,923 shares of the Company's common stock in exchange for shares of North Lily common stock, thereby increasing North Lily's ownership of the Company from 20.5% to 78.4%.

     During May 1993 North Lily completed the sale of 6,055,836 shares, representing 74.4% of the issued and outstanding shares, of the Company's common stock to Van-Cap Equities Ltd.("Van-Cap").

     On June 24, 1994 Van-Cap sold 6,055,836 of the Company's common stock to Marbella Capital Corporation ("Marbella").

     There are no current operations.

     The Company has no full-time employees.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

     No information is presented as to industry segments. The Company has been primarily engaged in a single line of business: the acquisition, exploration, development of mineral properties and production therefrom.

GOVERNMENT REGULATIONS

     The Company's mining, processing and exploration activities are subject to various laws governing the protection of the environment, prospecting, development, production, exports, taxes, labor standards, occupational health, waste disposal, toxic substances, mine safety and other matters. Mining operations and exploration activities are also subject to substantial regulation under these laws by governmental agencies.

      Failure to comply with applicable laws and regulations may result in orders being issued that may cause operations to cease or be curtailed or may require installation of additional equipment. Violators may be required to compensate those suffering loss or damage by reason of violations and may be fined if convicted of an offense under such legislation.

     The Company believes it is in compliance with all material laws and regulations applicable to it or its prior operations.

     Additional legislation or amendments may be proposed from time to time that might affect the Company's business. The Company is unable to predict in advance which proposals may be enacted or their effective dates. Such changes could, however, require increased capital or operating expenditures or both, and could prevent or delay certain operations by the Company.

     Outlined below are some of the more significant aspects of governmental controls and regulations which materially affect the Company.

     The Company is subject to federal, state and provincial income taxes, state and local franchise taxes, personal property taxes and state severance taxes. State severance taxes vary between the states and within a single state. The amount of the tax, based on a percentage of the value of the mineral being extracted, may vary from mineral to mineral. Operations are subject to taxation by each locality in which mineral properties are owned or business is done. Because many state and local tax laws are not uniform, the Company runs a risk of double taxation on portions of its income by various jurisdictions. This may adversely effect earnings, if any.

ENVIRONMENTAL REGULATIONS

     Legislation and implementing regulations adopted or proposed by the United States Environmental Protection Agency, the Bureau of Land Management ("BLM") and comparable agencies in various states directly and indirectly affect the mining industry in the United States. These laws and regulations address potential contamination of air, soil and water from mining operations. In particular, legislation such as the Federal Water Pollution Control Act, the Comprehensive Environmental Response and the Compensation and Liability Act impose effluent standards, new source performance standards, air quality and emission standards, waste disposal requirements and other requirements with respect to present, and in some cases past, mining and mineral processing, including gold mining.

     U.S. mine operators must comply with the Federal Mine Safety and Health Act, which is enforced by the Mine Safety and Health Administration ("MSHA"), an agency within the Department of Labor. All mines, both underground and surface, are subject to inspections by MSHA. The Occupational Safety and Health Administration also has jurisdiction over safety and health standards not covered by the Federal Mine Safety and Health Act, although there are areas where the authority of both administrative agencies overlap.

     Existing laws and regulations with respect to the reclamation of mining operations are in place and may necessitate substantial planning and bonding requirements.

     The Company may be required to prepare and present to federal, state, provincial or local authorities data pertaining to the effect or impact that any proposed exploration for, or production of, minerals may have upon the environment.

     It may be anticipated that future legislation will significantly emphasize the protection of the environment, and that as a consequence, the activities of the Company may be more closely regulated to further the cause of environmental protection. Such legislation, as well as future interpretation of existing laws, may require substantial increases in equipment and operating costs to the Company and delays, interruptions, or a termination of operations, the extent of which cannot now be predicted.

EMPLOYEES AND FACILITIES

     As of March 22, 1997, the Company had no full-time employees. The Company has the following officers: Thomas J. Ian Wright, Chairman; Thomas L. Crom, President; Nick DeMare, Secretary and Treasurer.

Dragon's office at 107 West Wade, Suite 7, Payson, Arizona is leased.

ITEM 2.                    PROPERTIES
DRAGON PIT
         The Company no longer owns the Dragon Pit or any other property in the state of Utah. This property was was sold to North Lily Mining Company in exchange for the cancellation of all debt to North Lily.

ITEM 3.                LEGAL PROCEEDINGS

                       None

ITEM 4.                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                       None


                                     PART II

ITEM 5.                MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                       STOCKHOLDER MATTERS


     Dragon's common stock has traded on the over-the-counter market for approximately 60 years. The range of high and low bid prices for each fiscal quarter during the two most recently completed fiscal years and the current fiscal year is as follows:


                       1996                    HIGH              LOW

                       First quarter           $0.10             $0.01
                       Second quarter          $0.10             $0.01
                       Third quarter           $0.10             $0.01
                       Fourth quarter          $0.10             $0.01


                       1995                    HIGH              LOW

                       First quarter           $0.10             $0.01
                       Second quarter          $0.10             $0.01
                       Third quarter           $0.10             $0.10
                       Fourth quarter          $0.10             $0.10


     On March 22, 1997, the high bid price of the common stock was $0.10 per share.

     The above bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of December 31, 1997, there were 313 record holders of Dragon's common stock.

     In the past ten (10) years Dragon has not paid or declared any cash dividends and does not anticipate paying dividends for the foreseeable future. It is expected that any net income will be retained by Dragon for the development of its business.

ITEM 6.                SELECTED FINANCIAL DATA

                                                DECEMBER 31,
                       1992                  1993               1994            1995             1996
                       ----                  ----               ----            ----             ----
Revenues               $ 3,486           $  0              $0               $ 177            $    221
Net (loss)             $3,285            $  (829)         $(1,246)          $(399)           $(8,689)
 per share             $ .01             $    (.01)        $(.01)           $  (.01)         $ (.01)
Total assets           $     499         $    379         $ 259             $ 14,825         $ 9,869
Shareholder's
  Equity               ($2,099,601)      $(2,100,430)     $(2,101,676)      $(2,087,075)     $(2,095,764)
Cash dividends
 declared              $     -0-         $    -0-         $  -0-            $   -0-          $   -0-


ITEM 7.                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

     Dragon Mining Corporation (the Company) was incorporated in 1911 and operated as a mining exploration company until 1977. The Company has not received any revenue from planned principal operations since 1977 and has primarily been engaged in the development of plans and acquisitions of assets for its proposed mining and explorations operations. Accordingly, the Company is considered to be in the development stage.

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1996, 1995 and 1994 the Company had working capital deficiencies of $2,095,764 , $2,087,075 and $2,101,676 respectively.

CORPORATE PLANS FOR 1997 AND BEYOND

     The  Company  is  attempting  to  acquire   additional  assets  by  issuing
additional stock. It is also continuing negotiations with its major creditor, who is also its shareholder, to restructure its debt.
There is no assurance that these efforts will be successful.

     During the year ended December 31, 1995 the Company issued 15,000,000 shares for $15,000 to Marbella Capital Corp. ("Marbella"). Marbella increased its ownership from 55.7% to 84.4% as result of this placement.

RESULTS OF OPERATIONS

1996 COMPARED TO 1995
      The Company activities were limited to maintaining its status as a public company which generated a net loss of $(8,689) compared to a loss of $( 399) in 1995.

1995 COMPARED TO 1994

     The Company had very little activity resulting in just $576 of general and administrative expenses in 1995 compared to $1,246 in 1994. As a result of a private placement the Company's cash increased which resulted in interest income of $177.

1994 COMPARED TO 1993

     The Company had very little activity resulting in just $1,246 of general and administrative expenses in 1994 compared to $829 in 1993. The marketable securities had all been sold in 1992.

IMPACT OF INFLATION

     Dragon will be affected by inflation because market value of its potential products (gold and silver) tends to fluctuate with inflation. Other major costs should not increase at a rate in excess of inflation.


ITEM 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated financial statements are filed under this Item beginning on page F-1 the financial statements schedules required under Regulation S-X are filed pursuant to Item 14 of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                           Not applicable.

                                    PART III

ITEM 10.                   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held be each person:


           NAME                     AGE     SINCE             POSITION AND OFFICE
Thomas J.Ian Wright                 68      1994              Chairman of the Board of Directors
Anton R. Hendriksz                  50      1994              Director
Thomas L. Crom                      41      1986              President, Chief Executive Officer and
                                                              Director.
Nick DeMare                         42      1994              Secretary, Treasurer, Chief Financial Officer
                                                              and Director


     No family relationships exist between the executive officers of the registrant. No arrangements or understandings exist between any executive officer and any other person appointed by which the executive officer was elected or appointed.
     The directors of the Company are elected to hold office until the next annual meeting of shareholders and until their respective successors are duly elected and qualify. Officers of the Company are elected annually by the Board of Directors and hold office until their successors are duly elected and qualify.

     THOMAS J. IAN WRIGHT, Chairman of the Board of Directors since June 1994, has director of European operations for Barrington Communications Group since 1992. Mr. Wright is also a director of several other mining companies. From 1977 through 1992 he was a mining consultant for Laing & Cruickshank a stock brokerage firm based in the United Kingdom.

THOMAS L. CROM, President and a Director since February 1988. Mr. Crom was President of North Lily Mining Company, a publicly traded mining company, until October 1993. Mr Crom worked at North Lily in various positions from July 1988 until he resigned in October 1993 to establish a management company called Eureka Ventures, Inc. Mr. Crom is President of Eureka Ventures,Inc. Eureka is a management consulting firm which provides services to the mining industry. Mr. Crom is a certified public accountant and has a masters degree in business. He has been involved in the mining business for 14 years.

NICK DEMARE, a director since 1994 is president of a management company, Chase Management, which is based in Vancouver Canada. In addition he serves as director of various other public companies. Mr DeMare is a Chartered Accountant and has been involved in the mining business for 13 years.

ANTON R. HENDRIKSZ, a director since 1994, is Chairman of Eureka Ventures a management company which provides services to the mining industry. Mr. Hendriksz was Chairman of North Lily Mining Company, a publicly traded company, from 1991 until August 1993. Mr Hendriksz had been with North Lily since 1987. Mr. Hendriksz is a chemical engineer and has been involved in the mining business for 25 years.

   ITEM 11.                EXECUTIVE COMPENSATION

     The Company has no paid employees and Directors do not receive any compensation for serving as directors.
     To provide incentive compensation to officers and key employees of the Company, the shareholders of the Company adopted an Incentive Stock Option Plan (the "Plan") on December 18, 1994. The Plan provides for the granting, in the discretion of the Company, of options (the "Options") to purchase up to 300,000 shares of the Company's common stock. The Options are immediately exercisable at a price which will not be less than the fair market value of the common stock on the date of grant, or 110% of such fair market value if the amount of stock owned by an Option holder is more than 10% of the total combined voting power of all classes of the capital stock of the Company as of the date of grant. the Options are exercisable for a period of up to ten years from the date of grant. The Plan expired on October 31, 1994.
     Under this plan, there are outstanding Options to purchase a total of 150,000 shares of common stock, all of which were granted during 1988 as follows:

                           Number of shares                   Exercise price             Expiration
OPTIONEE                   COVERED BY OPTIONS                    PER SHARE                   DATE
Thomas L. Crom             150,000                                $0.02                  03/20/98


     The Company is under no obligation to register or assist any optionee in registering either the Options or the Option Stock under the federal securities laws or any state securities laws. Both the Options and all Option Stock will be "registered securities" as defined in Rule 144 of the General Rules and Regulations of the Securities Act of 1933 (the "Act"), and may not be offered for sale, sold, or otherwise transferred except pursuant to an effective registration statement under the Act or pursuant to an exemption to the satisfaction of the Company. Accordingly, all certificates evidencing shares covered by the Options and any securities issued and replace or exchanged therefor, will bear a restrictive legend to this effect.

Item 12.                   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                           MANAGEMENT

     The following table sets forth information, as of March 22, 1997, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by directors and officers of the Company, both individually and as a group:


                                  Shares owned
          BENEFICIAL OWNERS                           BENEFICIALLY              PERCENT OF CLASS
          -----------------                           ------------              ----------------
Thomas J. Ian Wright                                  1,513,959                          6.54%
128 Limmer Lane
Felpham,W. Bogner Regis
W. Sussex, England

Marbella Capital Corp.(1)<F1>                         19,541,877                         84.44%
1090 W. Georgia Street
Suite 1395
Vancouver, B.C. Canada

Thomas L. Crom                                        150,000(2)<F2>                     1.8%

     Based on 23,143,826 shares outstanding where the persons listed on this table have the right to obtain additional shares within 60 days from March 23, 1997. These additional shares are deemed to be outstanding for the purpose of the computing securities of the class owned by such persons, but are not deemed to outstanding for the purpose of computing the percentage of class for any other persons.

<F1>
(1) Marbella Capital Corp.  is a privately owned Canadian corporation is owned 40% by Anton
R. Hendriksz, 30% by Nick DeMare and 30% by the 1993 Crom Living Trust.
<F2>
(2)  Includes 150,000 shares issuable upon exercise of an option. (See Item 11. EXECUTIVE
COMPENSATION).

ITEM 13.                   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 1995 the amounts owed to Marbella were $2,100,000.




                                     PART IV

ITEM 14.                   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
                           ON FORM 8-K

          A)      The following documents are filed as part of this report:

                  1.       Financial Statements:

                           Report of Independent Accountants
                           Consolidated Balance Sheets
                           Consolidated Statements of Operations
                           Consolidated Statements of Shareholders' Equity Consolidated Statements of Cash Flows
                           Notes to Consolidated Financial Statements

                  2.       Financial Statements Schedules:

                           Schedule  V  - Property, Plant, and Equipment

                           Schedule  VI - Accumulated   Depreciation   and
                                          Amortization of Property, Plant and
                                          Equipment

     All other schedules have been omitted because they are not required, are inapplicable, or the information is otherwise included in the financial statements or notes thereto.

                  3.       Exhibits:

                                                                   Form 10-K
    Regulation                                                    consecutive
    S-K NUMBER       EXHIBITS                                     PAGE NUMBER

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            DRAGON MINING CORPORATION



March 22, 1997                              By:   /S/THOMAS L. CROM
                                               Thomas L. Crom
                                               President, Chief executive
                                               officer and Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 22, 1997                             /S/THOMAS J. IAN WRIGHT
                                           -----------------------
                                           Thomas J. Ian Wright, Chairman of the
                                           Board of Directors


March 22, 1997                             /S/THOMAS L. CROM
                                           Thomas L. Crom, President and
                                           Director
                                           (Principal Executive Officer)


March 22, 1997                             /S/NICK DEMARE
                                           Nick DeMare, Secretary, Treasurer
                                           (Principal Financial Officer)
                                           and Director

March 22, 1997                             /S/ANTON R. HENDRIKSZ
                                           Anton R. Hendriksz, Director

                            DRAGON MINING CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)













                         UNAUDITED FINANCIAL STATEMENTS
                of an inactive Registrant per SEC 50456 Rule 3-11
              for the years ended December 31, 1996, 1995 and 1994
             and period from January 1, 1978 through December 31, 1996

                            DRAGON MINING CORPORATION
                   BALANCE SHEETS, DECEMBER 31, 1996 AND 1995

                           ASSETS                                               1996                  1995
                                                                                ----                  ----
Current Asset:
         Cash and Cash equivalents                                              $    9,869       $      14,825
                                                                                ----------       -------------
                  Total current assets                                          $    9,869       $      14,825
Plant and equipment, net                                                                 0                   0
Mineral properties, net                                                                  0                   0
                                                                                ----------       -------------
                  Total asset                                                   $    9,869       $      14,825
                                                                                ==========       =============


                           LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
         Accounts payable                                                       $     5 ,633             1,900
         Due to Related Party                                                      2,100,000         2,100,000
                                                                                 -----------         ---------
                  Total current liabilities                                        2,105,633         2,101,900
                                                                                 -----------         ---------

                  Total liabilities                                                2,105,633         2,101,900
                                                                                 -----------         ---------

Shareholders' deficit:
         Common stock, $001 par value; authorized 25,000,000;  issued 23,143,826 shares as of December 31, 1996
           and 1995 respectively                                                     23,144             23,144

         Additional paid-in Capital                                               3,103,889          3,103,889
         Accumulated Deficit                                                     (5,222,797)        (5,214,108)
                                                                                 -----------        -----------
                  Total shareholders' equity                                     (2,095,764)        (2,087,075)
                                                                                 -----------        -----------

                  Total liabilities and shareholder's equity                    $     9,869       $     14,825
                                                                                ============      ============



    The accompanying notes are an integral part of the financial statements.
                                       F-2


                                             DRAGON MINING CORPORATION
                                              STATEMENTS OF OPERATION
                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                              1996              1995             1994
                                                              ----              ----             ----
Revenue:
         Interest income                                      $   221           $   177          $       0
                                                              -------           -------          ---------
                  Total Revenue                                   221               177                  0

Operating expense:
         General and administrative expenses                    8,910              576                 1,246
                                                                -----          ---------         -----------
                  Total operating expenses                      8,910              576                 1,246


                           Net Income (Loss)                  $(8,689)          $(399)           $    (1,246)
                                                              ========          ======           ============



Income (Loss) per common share                                $      (.01)      $     (.01)      $      (.01)
                                                              ============      ===========      ============


Weighted average shares outstanding                           23,143,826        13,768,826       8,143,826
                                                              ==========        ==========       =========




    The accompanying notes are an integral part of the financial statements.
                                       F-3


                                             DRAGON MINING CORPORATION
                                        STATEMENTS OF SHAREHOLDERS' EQUITY
                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                                                Deficit
                                                                                Accumulated
                                                              Additional        during  the
                                            COMMON STOCK       Paid-in          Development
                                    SHARES           AMOUNT   CAPITAL           STAGE              TOTAL

Balance, December 31, 1978           1,875,000       $1,875   $ 868,232         $ (338,814)      $ 531,293

Dividends paid in 1982
($.27 per share)                           -0-         -0-     (167,436)             -0-           (167,436)

Common stock issued:
    1982                               418,000         418      149,582              -0-            150,000
    1983                             4,620,000        4,620   1,640,088              -0-          1,644,708
    1984                             1,230,826        1,231     437,173              -0-            438,404

Capital contribution in 1986              -0-           -0-     176,250              -0-             176,250

Net loss ten years
ended December 31, 1987                  -0-           -0-        -0-            (4,080,804)      (4,080,804)
                                      ----------    --------   ---------         -----------      -----------

Balance, December 31, 1987          8,143,826        8,144    3,103,889          (4,419,618)      (1,307,585)

Net (loss) year ended
December 31, 1988                      -0-            -0-          -0-             (999,912)        (999,912)
Net (loss) year ended
December 31, 1989                      -0-            -0-          -0-             (681,585)        (681,585)
Net (loss) year ended
December 31, 1990                      -0-            -0-          -0-             (474,867)        (474,867)
Net income year ended
December 31, 1991                      -0-            -0-          -0-            1,361,063        1,361,063
Net income year ended
December 31, 1992                      -0-            -0-          -0-                3,285            3,285
Net (loss) year ended
December 31, 1993                      -0-            -0-          -0-                 (829)            (829)
Net (loss) year ended
December 31, 1994                      -0-            -0-          -0-               (1,246)          (1,246)
Net (loss) year ended
December 31, 1995                      -0-            -0-          -0-                 (399)            (399)

Common stock issued in 1995         15,000,000       15,000        -0-                 -0 -           15,000

Net (loss) year ended
December 31, 1996                      -0-            -0-          -0-               (8,689)          (8,689)
                                     -------         ------       -----              -------         -------

Balance, December 31, 1996          23,143,826       23,144   3,103,889          (5,222,797)      (2,095,764)
                                    ==========       ======   =========         ===========      ===========






    The accompanying notes are an integral part of the financial statements.
                                       F-4

                                             DRAGON MINING CORPORATION
                                             STATEMENTS OF CASH FLOWS
                               FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                                                                                 Cumulative
                                            1996              1995              1994             PERIOD
                                            ----              ----              ----             ------
Cash flows from operating activities:
  Net (loss)                                (8,689)           (399)             (1,246)          (4,883,983)

Adjustments   to  reconcile  net  (loss)  to  net  cash  provided  by  operating activities:
   Depreciation                               -0-             -0-               -0-                 328,376
   Loss on sale of equipment                  -0-             -0-               -0-                 188,562
   Realized loss on sale of securities        -0-             -0-               -0-                  40,515
   Unrealized loss on securities              -0-             -0-               -0-                  32,620
    Deferred income tax benefit               -0-             -0-               -0-                 (75,000)
    Write-down and abandonment of
    mineral properties                        -0-             -0-               -0-               1,834,127
    Write-down and abandonment of equipment   -0-             -0-               -0-               1,166,102
    (Increase) decrease of receivables        -0-             -0-               -0-                  12,746
    (Decrease) increase of liabilities       3,733            (35)              1,126             1,035,850
                                            ------            ----                                ---------
        Total adjustments                    3,733            (35)              1,126             4,563,898
                                            ------            ----              -----             ---------
          Net cash provided by operating
          activities                        (4,956)           (434)             (120)              (320,085)
                                            -------           -----             -----            -----------

Cash flows from investing activities:
   Sale of marketable equity securities     -0-               -0-               -0-                  76,866
   Sale of certificates of deposits         -0-               -0-               -0-                 828,024
   Proceeds from sale of equipment          -0-               -0-               -0-                  77,500
   Acquisition of office equipment          -0-               -0-               -0-                 (20,335)
   Construction of mill and equipment       -0-               -0-               -0-              (2,099,058)
   Acquisition and exploration of mineral
   properties                               -0-               -0-               -0-              (1,909,127)
                                            ---               ---               ---              -----------

          Net cash used in investing
          activities                        -0-               -0-               -0-              (3,046,130)
                                            ---               ---               ---              -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock   -0-               15,000            -0-               2,248,112
   Payments of debt                         -0-               -0-               -0-              (1,081,259)
   Proceeds from issuance of debt           -0-               -0-               -0-               2,705,123
   Dividends paid                           -0-               -0-               -0-                (506,250)
         Net cash provided by
         financing activities               -0-               15,000            -0-               3,365,726
                                            ---               ------            ---              ----------

         Net increase (decrease) in cash    (4,956)           14,566            (120)                  (489)

Cash and cash equivalents at beginning
of year                                     14,825            259               379                  40,721
                                            -------           ---               ---                 -------

Cash and cash equivalents at end of year    9,869             14,825            259                  41,210
                                            =====             ======            ===                  ======


                        Supplemental schedule of noncash investing and financing activities

Cash paid during the year for:
    Interest                                -0-               -0-               -0-              -0-
                                            -0-               -0-               -0-              -0-
                                            ===               ===               ===              ===


    The accompanying notes are an integral part of the financial statements.

                            DRAGON MINING CORPORATION
                          NOTES TO FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         OPERATIONS AND BASIS OF PRESENTATION:

         Dragon Mining Corporation (the Company) was incorporated in Utah in 1911 and operated as a mining and mineral exploration company until 1977. The Company has not received any revenue from operations since 1977 and has been primarily engaged in the development of plans and acquisition of assets for its proposed mining and exploration operations. Accordingly, the Company is considered to be in the development stage, and cumulative amounts required to be presented by development stage enterprises have been presented since January 1, 1978 in the accompanying financial statements.

         Due to a failure to file a 1992 Utah annual report the Company was mistakenly dissolved by the State of Utah. Subsequently the Company has been reincorporated in the State of Utah.

         The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses during the last three years. The Company's current liabilities exceeded its current assets by $2,095,764 at December 31, 1996. The Company is continuing discussions with its major creditor and shareholder to restructure the Company's debt. Continued existence of the Company is dependent upon the Company's ability to perform the above is uncertain and, therefore, the Company may be unable to continue in existence.

         CASH EQUIVALENTS:

         The Company defines cash equivalents as all short-term, highly liquid investments with original maturity dates less than 90 days.

         MARKETABLE SECURITIES:

         Current marketable equity securities are carried at the lower of their aggregate cost or market value. Net realized gains and losses on security transactions are determined on the specific identification cost basis. Unrealized losses net of unrealized gains are included in the determination of net income.




                                    Continued
                                       F-6

                            DRAGON MINING CORPORATION
                     NOTES TO FINANCIAL STATEMENT, CONTINUED

         PLANT AND EQUIPMENT:

         Plant and equipment is carried is carried at cost. Mill and equipment are depreciated using the straight-line method over their estimated useful lives of 5 to 15 years or the units-of-production method based on estimated tons of ore reserves if the equipment is located at a producing property with a shorter economic life. Mining equipment is being depreciated using the straight-line method over their estimated useful life of 3 to 15 years or the units-of-production method based on estimated tones of ore reserves if the equipment is located at a producing property with a shorter economic life. Office equipment and fixtures are being depreciated using the straight-line method over their estimate useful lives of 3 to 10 years. When such assets are sold or otherwise disposed of, the costs and accumulated depreciation are removed from the accounts, and any resulting gains or losses are charged to operations.

         MINERAL PROPERTIES:

         Direct costs related to the acquisition, exploration and development of mineral properties held or controlled by the Company are deferred on an individual property basis until the viability of a property is determined. General exploration costs are expensed as incurred. When a property is placed in commercial production, such deferred costs are depleted using the units-of-production method. Management of the Company periodically reviews the recoverability of the capitalized mineral properties and mining equipment. Management takes into consideration various information including, but not limited to, historical production records taken from previous mine operations, results of exploration activities conducted to date, estimated future metal prices and reports and opinions of outside geologists, mine engineers, and consultants. When it is determined that a project or property will be abandoned or its carrying value has been impaired, a provision is made for any expected loss on the project or property.

         RECLAMATION COSTS:

         Post-closure reclamation and site restoration costs are estimated based upon environmental and regulatory requirements and accrued over the life of the mine using the units-of-production method. Current expenditures relating to ongoing environmental and reclamation programs are expensed as incurred.





                                    Continued
                                       F-7

                            DRAGON MINING CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

         INCOME TAXES:

         Certain  expenses  charged  against  income  for  financial   reporting
         purposes  are  deductible  in other  periods  for income tax  purposes.
         Deferred taxes are provided for such timing differences and are calculated by the net-change method.

         LOSS PER COMMON SHARE:

         Loss per common share for each of the three years presented do not include the effect of outstanding stock options, as their effect is antidilutive.

2.       PLANT AND EQUIPMENT:

         Plant and equipment consists of the following at December 31, 1996 and 1995:

                                                                          1996             1995
                                                                         --------         -------
                  Mining equipment                                       $    -0-        $280,014
                  Office equipment and fixtures                               -0-          20,535
                                                                         --------         -------
                                                                              -0-         300,549
                  Less accumulated depreciation                               (0)        (300,549)
                                                                         --------        ---------
                           Mining equipment, net                         $   0           $   0
                                                                         ========        =========

3.       MINERAL PROPERTIES:

         The Company owned the Dragon Pit which consists of a total of 380 acres in Juab County, Utah. The original cost of this property of $1,769,972 was fully amortized in prior years. This property was sold in 1996.

         The Company's investment in mineral properties as of December 31, 1996 and 1995 is as follows:

                                                                                    1996            1995
                                                                                ------------     ----------
                  Mineral properties                                            $        -0-     $1,769,972
                  Less accumulated amortization                                          -0-     (1,769,972)
                                                                                ------------     -----------
                           Mineral properties, net                               $      0        $    0
                                                                                 ============    ===========





                                                     Continued
                                                        F-8

                                             DRAGON MINING CORPORATION
                                     NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.       NOTES PAYABLE TO RELATED PARTY:

         Notes payable to related party $2,100,000 bear interest at 8% as of December 31, 1996 and 1995 and is due on demand (see also note 7).


                                                                                    1996            1995
                                                                                ----------       ----------
                  Demand note to related party                                  $2,100,000       $2,100,000
                                                                                ----------       ----------
                                                                                $2,100,000       $2,100,000


5.       INCOME TAXES:

         For U.S. income tax reporting purposes, the Company has net operating loss carry-forwards of approximately $5,092,336 expiring from the year 2000 to the year 2016, as of the year ended December 31, 1996. Utilization of these net operating losses is restricted under Internal Revenue Code Section 382.

6.       STOCK OPTION AGREEMENTS:

         On December 18, 1984 the shareholders adopted and approved an incentive stock option plan. The plan provides for officers and key employees of the Company to purchase up to 300,000 shares of the Company's unregistered common stock. The options granted under the plan are immediately exercisable at the fair market value of free trading stock on the date of grant or 110% of such value if the optionee owns more than 10% of the combined voting power of all classes of the Common stock as of the grant date. The options are exercisable over a period not longer than ten years from the date of grant.

         Under this plan, the Company granted options to purchase 150,000 shares of unregistered common stock at an exercise price of $0.02 per share to a member of the Board of Directors in 1988. As of December 31, 1995 150,000 of the options were outstanding and exercisable, and they expire on March 20, 1998, ten years from the date of grant.



                                    Continued
                                       F-9

                            DRAGON MINING CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED




7.        RELATED PARTY TRANSACTIONS:

         During the year ended December 31, 1996:

                  -The Company was provided management, consulting and office administration by its majority shareholder at a cost of $4,800.

                  -Interest expense of $168,000 on the note payable to related party was cancelled.

         During the year ended December 31, 1995:

                  -The Company was provided management, consulting and office administration at no cost by its majority shareholder.

                  -Interest expense of $168,000 on the note payable to related party was cancelled.

         During the year ended December 31, 1994:

                  -The Company was provided management, consulting and office administration at no cost by its majority shareholder.

                  -Interest expense of $168,000 on the note payable to related party was cancelled.




                                    Continued
                                      F-10

                            DRAGON MINING CORPORATION
                                   SCHEDULE VI
                 ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND
                EQUIPMENT FOR THE YEARS ENDED DECEMBER 31, 1996,
                                  1995 AND 1994

                                    Balance at
                                    Beginning                                   Other            Balance at
         CLASSIFICATION             OF YEAR     ADDITIONS         RETIREMENT        CHANGES          END OF YEAR
Year ended December 31, 1996:
   Office Equipment                 $ 20,535        -0-             (20,535)             -0-         $     -0-
   Mining and Milling Equipment     $280,214        -0-            (280,214)             -0-         $     -0-
                                    --------       ----           -----------          ------        ---------
                  Total             $300,549        -0-            (300,549)             -0-         $     -0-
                                    ========       ====           ==========           ======        =========

Year ended December 31, 1995:
 Office Equipment                   $ 20,535        -0-              -0-                 -0-          $ 20,535
 Mining and Milling Equipment       $280,214        -0-              -0-                 -0-          $280,214
                                    --------      -----             -----              ------         --------
                  Total             $300,549        -0-              -0-                 -0-          $300,549
                                    ========      =====             =====              ======         ========


Year ended December 31, 1994:
  Office Equipment                  $ 20,535        -0-              -0-                 -0-         $  20,535
 Mining and Milling Equipment       $280,214        -0-              -0-                 -0-         $ 280,214
                                    --------      -----            -----               -----          --------
                  Total             $300,549        -0-              -0-                 -0-         $ 300,549
                                    ========      =====            =====               =====          ========








                                    Continued
                                      F-11


                            DRAGON MINING CORPORATION
                                   SCHEDULE V
                          PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                    Balance at
                                    Beginning                                   Other        Balance at
         CLASSIFICATION             OF YEAR       ADDITIONS       RETIREMENT   CHANGES       END OF YEAR

Year ended December 31, 1996:
   Office Equipment                 $  20,535        -0-           (20,535)       -0-         $     -0-
   Mining and Milling Equipment     $ 280,214        -0-          (280,214)       -0-         $     -0-
                                    ---------        ---          ---------       ----        ---------
                  Total             $ 300,549        -0-          (300,549)       -0-         $     -0-
                                    =========        ===          =========       ===         =========


Year ended December 31, 1995:
 Office Equipment                   $ 20,535        -0-               -0-         -0-         $ 20,535
 Mining and Milling Equipment       $280,214        -0-               -0-         -0-         $280,214
                                    --------        ---               ---         ---         --------
                  Total             $300,549        -0-               -0-         -0-         $300,549
                                    ========        ===               ===         ===         ========


Year ended December 31, 1994:
  Office Equipment                  $ 20,55         -0-               -0-         -0-         $ 20,535
 Mining and Milling Equipment       $280,214        -0-               -0-         -0-         $280,214
                                    --------        ---               ---         ---         --------
                  Total             $300,549        -0-               -0-         -0-         $300,549
                                    ========        ===               ===         ===         ========






                                    Continued
                                      F-12