Form 10-Q
period 1997-03-31
DRAGON MINING CORP
filed 1997-08-19
CIK 30037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 16 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

For the quarter ended:   3/31/97           Commission file number:       1-355


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

     23,143,826 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF APRIL 5, 1997

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





APRIL 9, 1997                                  BY:   /S/ THOMAS L. CROM
----- -- ----                                        --- ------ -- ----

                                               Thomas L. Crom,
                                               President (Principal Financial
                                               and Accounting Officer)