Form 10-Q
period 1997-06-30
DRAGON MINING CORP
filed 1997-08-19
CIK 30037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 16 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

For the quarter ended:  6/30/97             Commission file number:      1-355

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

     23,143,826 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF JULY 11, 1997

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



                                            DRAGON MINING CORPORATION
                                                   (Registrant)





JULY 11, 1997                               BY:     /S/ THOMAS L. CROM
---- --- ----                                       --- ------ -- ----

                                            Thomas L. Crom,
                                            President (Principal Financial
                                            and Accounting Officer)