Form 10-Q
period 1997-09-30
DRAGON MINING CORP
filed 1997-11-14
CIK 30037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 16 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                                -----------------

For the quarter ended:   9/30/97           Commission file number:  1-355


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

               Yes    __X_                        No ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   23,143,826 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF NOVEMBER 10, 1997

Exhibit index on page  2                                             Page 1 of 4
                      ---

                         PART I - FINANCIAL INFORMATION

                     Omitted pursuant to Rule 13a-13(c)(2).

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

Item 3.      DEFAULTS UPON SENIOR SECURITIES.
             Not applicable.

Item 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
             Not applicable.

Item 5.      OTHER INFORMATION.
             Not applicable.

Item 6.      EXHIBITS AND REPORTS ON FORM 8-K.
             (a)         Exhibits.


                  A)       EXHIBITS

           REGULATION S-B                                                                  CONSECUTIVE
              NUMBER                        EXHIBIT                                        PAGE NUMBER
                  27       Financial Data Schedule                                                4

             (b)         Reports on Form 8-K.   None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         DRAGON MINING CORPORATION
                                             (Registrant)





NOVEMBER 10, 1997                        BY:/s/THOMAS L. CROM
-------- --- ----                           Thomas L. Crom
                                            President (Principal Financial
                                            and Accounting Officer)