Form 10-K405
period 1997-12-31
DRAGON MINING CORP
filed 1998-03-31
CIK 30037

FORM 10-K

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

            X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (Fee Required)
                For the Fiscal Year ended:    DECEMBER 31, 1997
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

                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for at least the past 90 days.
                                                Yes  X     No ____

Aggregate market value of the voting stock held by non-affiliates of the registrant as of March 22, 1998: N/A (SEE ITEM 5)

Number of shares outstanding of registrant's common stock, $.001 par value, as of March 22, 1998: 23,143,826

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

     During May 1993 North Lily completed the sale of 6,055,836 shares, representing 74.4% of the issued and outstanding shares, of the Company's common stock to Van-Cap Equities Ltd.
("Van-Cap").

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

EMPLOYEES AND FACILITIES

     As of March 22, 1998, the Company had no full-time employees. The Company has the following officers: Thomas J. Ian Wright, Chairman; Thomas L. Crom, President; Nick DeMare, Secretary and Treasurer.

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


         1997                             HIGH                     LOW

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


     On March 22, 1998, the high bid price of the common stock was $0.10 per share.

     The above bid quotations reflect inter-dealer prices, without retail mark-up, mark-down, or commission and may not necessarily represent actual transactions.

     As of December 31, 1997, there were 311 record holders of Dragon's common stock.

     In the past ten (10) years Dragon has not paid or declared any cash dividends and does not anticipate paying dividends for the foreseeable future. It is expected that any net income will be retained by Dragon for the development of its business.

ITEM 6.                        SELECTED FINANCIAL DATA

                                                            DECEMBER 31,
                               1993                           1994                  1995             1996                1997
                               ----                           ----                  ----             ----             -------
Revenues                       $  0                          $0                   $ 177           $    221            $    151
Net (loss)                     $  (829)                  $(1,246)               $(399)            $(8,689)            $(7,648)
 per share                     $   (.01)                  $(.01)                $  (.01)          $ (.01)             $ (.01)
Total assets                   $   379                   $ 259                  $ 14,825          $ 9,869             $6,538
Shareholder's
  Equity                       $(2,100,430)              $(2,101,676)           $(2,087,075)      $(2,095,764)        $(2,103,412)
Cash dividends
 declared                      $     -0-                 $    -0-               $  -0-            $   -0-             $   -0-



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

LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 1997, 1996 and 1995 the Company had working capital deficiencies of $2,103,411, $2,095,764 and $2,087,075 respectively.

CORPORATE PLANS FOR 1998 AND BEYOND

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

RESULTS OF OPERATIONS

1997 COMPARED TO 1996
      The Company activities were limited to maintaining its status as a public company which generated a net loss of $(7,648) compared to a loss of $( 8,689) in 1996.

1996 COMPARED TO 1995
     The Company activities were limited to maintaining its status as a public company which generated a net loss of $(8,689) compared to $(399) in 1995

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

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The following table sets forth the names and ages of all directors and executive officers of the Company as of the date of this report, indicating all positions and offices with the Company held be each person:


              NAME                               AGE         SINCE                   POSITION AND OFFICE
Thomas J.Ian Wright                              69          1994                    Chairman of the Board of Directors
Anton R. Hendriksz                               51          1994                    Director
Thomas L. Crom                                   42          1986                    President, Chief Executive Officer and
                                                                                     Director.
Nick DeMare                                      43          1994                    Secretary, Treasurer, Chief Financial Officer
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

THOMAS L. CROM, President and a Director since February 1988. Mr. Crom was President of North Lily Mining Company, a publicly traded mining company, until October 1993. Mr Crom worked at North Lily in various positions from July 1988 until he resigned in October 1993 to establish a management company called Eureka Ventures, Inc. Mr. Crom is President of Eureka Ventures,Inc. Eureka is a management consulting firm which provides services to the mining industry. Mr. Crom is a certified public accountant and has a masters degree in business. He has been involved in the mining business for 15 years.

NICK DEMARE, a director since 1994 is president of a management company, Chase Management, which is based in Vancouver Canada. In addition he serves as director of various other public companies. Mr DeMare is a Chartered Accountant and has been involved in the mining business for 14 years.

ANTON R. HENDRIKSZ, a director since 1994, is Chairman of Eureka Ventures a management company which provides services to the mining industry. Mr. Hendriksz was Chairman of North Lily Mining Company, a publicly traded company, from 1991 until August 1993. Mr Hendriksz had been with North Lily since 1987. Mr. Hendriksz is a chemical engineer and has been involved in the mining business for 26 years.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

     The following table sets forth information, as of March 22, 1998, with respect to the beneficial ownership of the Company's common stock by each person known by the Company to be the beneficial owner of more than five percent of the outstanding common stock, and by directors and officers of the Company, both individually and as a group:

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



     Based on 23,143,826 shares outstanding where the persons listed on this table have the right to obtain additional shares within 60 days from March 23, 1998. These additional shares are deemed to be outstanding for the purpose of the computing securities of the class owned by such persons, but are not deemed to outstanding for the purpose of computing the percentage of class for any other persons.

<F1>
(1) Marbella Capital Corp.  is a privately owned Canadian corporation is owned 40% by Anton
R. Hendriksz, 30% by Nick DeMare and 30% by the 1993 Crom Living Trust.
<F2>
(2)  Includes 150,000 shares issuable upon exercise of an option. (See Item 11. EXECUTIVE
COMPENSATION).

                                       10

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     At December 31, 1997 the amounts owed to Marbella were $2,100,000.




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

    27            Financial Data Schedule                        ___

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            DRAGON MINING CORPORATION



March 22, 1998                        By:    /S/THOMAS L. CROM
                                       Thomas L. Crom
                                       President, Chief executive officer and
                                       Director


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

March 22, 1998                     /S/THOMAS J. IAN WRIGHT
                                   Thomas J. Ian Wright, Chairman of the Board
                                   of Directors


March 22, 1998                    /S/THOMAS L. CROM
                                  Thomas L. Crom, President and Director
                                  (Principal Executive Officer)


March 22, 1998                    /S/NICK DEMARE
                                  Nick DeMare, Secretary, Treasurer
                                 (Principal Financial Officer)
                                  and Director


March 22, 1998
                                  Anton R. Hendriksz, Director

                            DRAGON MINING CORPORATION

                          (A DEVELOPMENT STAGE COMPANY)













                         UNAUDITED FINANCIAL STATEMENTS
                of an inactive Registrant per SEC 50456 Rule 3-11
                          for the years ended December
                           31, 1997, 1996 and 1995 and
                           period from January 1, 1978
                            through December 31, 1997



                            DRAGON MINING CORPORATION
                   BALANCE SHEETS, DECEMBER 31, 1997 AND 1996


                                    ASSETS                                       1997                             1996
                                                                                 ----                             ----
Current Asset:
            Cash and Cash equivalents                                            $    6,538              $       9,869
                                                                                 ----------              -------------
                        Total current assets                                     $    6,538              $       9,869
Plant and equipment, net                                                                  0                          0
Mineral properties, net                                                                   0                          0
                                                                                 ----------              -------------
                        Total asset                                              $    6,538              $       9,869
                                                                                 ==========              =============


                       LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
            Accounts payable                                                     $   9,950                       5,633
            Due to Related Party                                                 2,100,000                   2,100,000
                                                                                 ---------                   ---------
                        Total current liabilities                                2,109,950                   2,105,633
                                                                                 ---------                   ---------

                        Total liabilities                                        2,109,950                   2,105,633
                                                                                 ---------                   ---------

Shareholders' deficit:
            Common  stock,  $001  par  value;   authorized  25,000,000;   issued
              23,143,826 shares as of December 31, 1997
              and 1996 respectively                                                 23,144                      23,144

            Additional paid-in Capital                                           3,103,889                   3,103,889
            Accumulated Deficit                                                 (5,230,445)                 (5,222,797)
                                                                                -----------                 -----------
                        Total shareholders' equity                              (2,103,412)                 (2,095,764)
                                                                                -----------                 -----------

                        Total liabilities and shareholder's equity              $    6,538                  $    9,869
                                                                               ===========                  ==========










    The accompanying notes are an integral part of the financial statements.
                                       F-2



                            DRAGON MINING CORPORATION
                             STATEMENTS OF OPERATION
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



                                                            1997                    1996                        1995
                                                          ------                  ------                  ----------
Revenue:
            Interest income                              $   151                 $   221                 $       177
                                                         -------                 -------                 -----------
                        Total Revenue                        151                     221                         177

Operating expense:
            General and administrative expenses            7,799                    8,910                        576
                                                           -----                -----------             ------------
                        Total operating expenses           7,799                    8,910                        576


                                    Net Income (Loss)    $(7,648)                $(8,689)               $      (399)
                                                         ========                ========               ============



Income (Loss) per common share                          $   (.01)                $  (.01)              $      (.01)
                                                        =========                ========              ============


Weighted average shares outstanding                    23,143,826                23,143,826              13,768,826
                                                       ==========                ==========              ==========


















    The accompanying notes are an integral part of the financial statements.
                                       F-3



                            DRAGON MINING CORPORATION
                       STATEMENTS OF SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 1997 1996 AND 1995



                                                                                                Deficit
                                                                                                Accumulated
                                                                                Additional      during  the
                                                        COMMON STOCK             Paid-in        Development
                                                SHARES               AMOUNT      CAPITAL        STAGE                     TOTAL
Balance, December 31, 1978                      1,875,000            $1,875      $ 868,232      $ (338,814)             $ 531,293

Dividends paid in 1982 ($.27 per share)             -0 -             -0-         (167,436)           -0-                 (167,436)

Common stock issued:
    1982                                          418,000             418         149,582            -0-                  150,000
    1983                                        4,620,000            4,620      1,640,088            -0-                1,644,708
    1984                                        1,230,826            1,231        437,173            -0-                  438,404

Capital contribution in 1986                        -0-                -0-        176,250            -0-                  176,250

Net loss ten years ended December 31, 1987          -0-               -0-          -0-          (4,080,804)            (4,080,804)
                                               -------------      -----------   ---------       -----------            -----------

Balance, December 31, 1987                      8,143,826            8,144      3,103,889       (4,419,618)            (1,307,585)

Net (loss) year ended December 31, 1988               -0-             -0-           -0-           (999,912)              (999,912)
Net (loss) year ended December 31, 1989               -0-             -0-           -0-           (681,585)              (681,585)
Net (loss) year ended December 31, 1990               -0-             -0-           -0-           (474,867)              (474,867)
Net income year ended December 31, 1991               -0-             -0-           -0-          1,361,063              1,361,063
Net income year ended December 31, 1992               -0-             -0-           -0-              3,285                  3,285
Net (loss) year ended December 31, 1993               -0-             -0-           -0-               (829)                  (829)
Net (loss) year ended December 31, 1994               -0-             -0-           -0-             (1,246)                (1,246)
Net (loss) year ended December 31, 1995               -0-             -0-           -0-               (399)                  (399)

Common stock issued in 1995                     15,000,000          15,000          -0-                -0 -                15,000

Net (loss) year ended December 31, 1996             -0-               -0-           -0-             (8,689)                (8,689)
Net (loss) year ended December 31, 1997             -0-               -0-           -0-             (7,648)                (7,648)
                                                -------               ---           ---         -----------                -------

Balance, December 31, 1996                      23,143,826         23,144     3,103,889         (5,230,445)            (2,103,412)
                                                ==========         ======      =========        ===========            ===========



















    The accompanying notes are an integral part of the financial statements.
                                       F-4


                                                                 DRAGON MINING CORPORATION
                                                                  STATEMENTS OF CASH FLOWS
                                                    FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                                                                                       Cumulative
                                                            1997                    1996               1995            PERIOD
                                                            ----                    ----               ----            ------
Cash flows from operating activities:
  Net (loss)                                                (7,648)                 (8.689)            (399)           (4,891,631)

Adjustments   to  reconcile  net  (loss)  to  net  cash  provided  by  operating activities:
   Depreciation                                               -0-                   -0-                -0-                328,376
   Loss on sale of equipment                                  -0-                   -0-                -0-                188,562
   Realized loss on sale of securities                        -0-                   -0-                -0-                 40,515
   Unrealized loss on securities                              -0-                   -0-                -0-                 32,620
    Deferred income tax benefit                               -0-                   -0-                -0-                (75,000)
    Write-down and abandonment of mineral properties          -0-                   -0-                -0-              1,834,127
    Write-down and abandonment of equipment                   -0-                   -0-                -0-              1,166,102
    (Increase) decrease of receivables                        -0-                   -0-                -0-                 12,746
    (Decrease) increase of liabilities                       4,317                  (3,733)             35              1,040,167
                                                            ------                  -------            ---              ---------
        Total adjustments                                    4,317                  (3,733)             35              4,568,215
                                                            ------                  -------            ---              ---------
             Net cash provided by operating activities      (3,331)                 (4,956)           (434)              (325,816)
                                                            -------                 -------           -----             ---------

Cash flows from investing activities:
   Sale of marketable equity securities                       -0-                   -0-                -0-                 76,866
   Sale of certificates of deposits                           -0-                   -0-                -0-                828,024
   Proceeds from sale of equipment                            -0-                   -0-                -0-                 77,500
   Acquisition of office equipment                            -0-                   -0-                -0-                (20,335)
   Construction of mill and equipment                         -0-                   -0-                -0-             (2,099,058)
   Acquisition and exploration of mineral properties          -0-                   -0-                -0-             (1,909,127)
                                                            -----                   ---                ---             -----------

            Net cash used in investing activities             -0-                   -0-                -0-             (3,046,130)
                                                            -----                   ---                ---             -----------

Cash flows from financing activities:
   Proceeds from issuance of common stock                     -0-                   -0-                15,000           2,248,112
   Payments of debt                                           -0-                   -0-                -0-             (1,081,259)
   Proceeds from issuance of debt                             -0-                   -0-                -0-              2,705,123
   Dividends paid                                             -0-                   -0-                -0-               (506,250)
                                                            -----                   -----              ---             -----------
            Net cash provided by
            financing activities                              -0-                   -0-                15,000           3,365,726
                                                            -----                   ------             -------         ----------

            Net increase (decrease) in cash                 (3,331)                 (4,956)           (14,566)             (3,820)

Cash and cash equivalents at beginning of year               9,869                  14,825                 259             40,721
                                                            ------                  ------           ---------            -------

Cash and cash equivalents at end of year                     6,538                   9.869              14,825             36,901
                                                            ======                  ======           =========             ======



                          Supplemental schedule of noncash investing and financing activities

Cash paid during the year for:
    Interest                                                  -0-                     -0-              -0-                  -0-
                                                              -0-                     -0-              -0-                  -0-
                                                             ====                    ====             ====                 ====



    The accompanying notes are an integral part of the financial statements.
                                       F-5

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

            The Company's financial statements have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred substantial losses during the last three years. The Company's current liabilities exceeded its current assets by $2,103,411 at December 31, 1997. The Company is continuing discussions with its major creditor and shareholder to restructure the Company's debt. Continued existence of the Company is dependent upon the Company's ability to perform the above is uncertain and, therefore, the Company may be unable to continue in existence.

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

            LOSS PER COMMON SHARE:

            Loss per common share for each of the three years presented do not include the effect of outstanding stock options, as their effect is antidilutive.

2.          PLANT AND EQUIPMENT:

            Plant and equipment consists of the following at December 31, 1997 and 1996:

                                                                     1997                    1996
                                                                   --------                -------
                        Mining equipment                           $   -0-                $  -0-
                        Office equipment and fixtures                  -0-                   -0-
                                                                   ---------              ---------
                                                                       -0-                   -0-
                        Less accumulated depreciation                  (0)                  (-0-)
                                                                   ----------             ---------
                                    Mining equipment, net          $    0                 $       0
                                                                   ===========            =========

3.          MINERAL PROPERTIES:

            The Company owned the Dragon Pit which consists of a total of 380 acres in Juab County, Utah. The original cost of this property of $1,769,972 was fully amortized in prior years. This property was sold in 1996.

            The Company's investment in mineral properties as of December 31, 1997 and 1996 is as follows:


                                                                 1997                    1996
                                                             ------------            ------------
                        Mineral properties                   $      -0-              $     -0-
                        Less accumulated amortization               -0-                   (-0-)
                                                             ------------            ------------
                                    Mineral properties, net  $       0               $      0
                                                             ============            ============





                                    Continued
                                       F-8

                            DRAGON MINING CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED

4.          NOTES PAYABLE TO RELATED PARTY:

            Notes payable to related party $2,100,000 bear interest at 8% as of December 31, 1997 and 1996 and is due on demand (see also note 7).


                                                                                           1997                    1996
                                                                                        ----------              ----------
                        Demand note to related party                                    $2,100,000              $2,100,000
                                                                                        ----------              ----------
                                                                                        $2,100,000              $2,100,000
                                                                                        ==========              ==========

5.          INCOME TAXES:

            For U.S. income tax reporting purposes, the Company has net operating loss carry-forwards of approximately $5,097,584 expiring from the year 2000 to the year 2016, as of the year ended December 31, 1997. Utilization of these net operating losses is restricted under Internal Revenue Code Section 382.

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

            Under this plan, the Company granted options to purchase 150,000 shares of unregistered common stock at an exercise price of $0.02 per share to a member of the Board of Directors in 1988. As of December 31, 1997 150,000 of the options were outstanding and exercisable, and they expire on March 20, 1998, ten years from the date of grant.










                                    Continued
                                       F-9

                            DRAGON MINING CORPORATION
                    NOTES TO FINANCIAL STATEMENTS, CONTINUED




7.           RELATED PARTY TRANSACTIONS:

            During the year ended December 31, 1997:

                        -The Company was provided management, consulting and office administration by its majority shareholder at a cost of $4,800.

                        -Interest expense of $168,000 on the note payable to related party was cancelled.

            During the year ended December 31, 1996:

                        -The Company was provided management, consulting and office administration by its majority shareholder at a cost of $4,800..

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















                                    Continued
                                      F-10


                            DRAGON MINING CORPORATION
                                   SCHEDULE VI
            ACCUMULATED DEPRECIATION OF PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                   Balance at
                                   Beginning                                                   Other               Balance at
            CLASSIFICATION         OF YEAR     ADDITIONS               RETIREMENT              CHANGES             END OF YEAR

Year ended December 31, 1997:
 Office Equipment                  $    -0-         -0-                   -0-                    -0-               $       -0-
 Mining and Milling Equipment      $    -0-         -0-                   -0-                    -0-               $       -0-
                                   --------         ---                   ---                    ---               -----------
                        Total      $    -0-         -0-                   -0-                    -0-               $       -0-
                                   ========         ===                   ===                    ===               ===========

Year ended December 31, 1996:
   Office Equipment                $ 20,535         -0-                (20,535)                  -0-               $       -0-
   Mining and Milling Equipment    $280,214         -0-                (280,214)                 -0-               $       -0-
                                   --------        ----               ----------                -----              -----------
                        Total      $300,549         -0-                (300,549)                 -0-               $       -0-
                                   ========        ====               ==========                =====              ===========


Year ended December 31, 1995:
 Office Equipment                  $ 20,535         -0-                   -0-                    -0-               $    20,535
 Mining and Milling Equipment      $280,214         -0-                   -0-                    -0-               $   280,214
                                   --------       -----                  -----                  -----              -----------
                        Total      $300,549         -0-                   -0-                    -0-               $   300,549
                                   ========       =====                  =====                  =====              ===========







                                    Continued
                                      F-11



                            DRAGON MINING CORPORATION
                                   SCHEDULE V
                          PROPERTY, PLANT AND EQUIPMENT
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                         Balance at
                                         Beginning                                    Other              Balance at
            CLASSIFICATION               OF YEAR     ADDITIONS         RETIREMENT     CHANGES            END OF YEAR

Year ended December 31, 1997:
   Office Equipment                      $      -0-       -0-              -0-          -0-               $     -0-
   Mining and Millling Equipment         $      -0-       -0-              -0-          -0-               $     -0-
                                         ----------       ---              ---          ---               ---------
                        Total            $      -0-       -0-              -0-          -0-               $     -0-
                                         ==========       ===              ===          ===               =========

Year ended December 31, 1996:
   Office Equipment                      $  20,535        -0-       (   20,535)         -0-               $     -0-
   Mining and Milling Equipment          $ 280,214        -0-         (280,214)         -0-               $     -0-
                                         ---------        ---         ---------         ---               ---------
                        Total            $ 300,549        -0-         (300,549)         -0-               $     -0-
                                         =========        ===         =========         ===               =========


Year ended December 31, 1995:
 Office Equipment                        $ 20,535         -0-              -0-          -0-               $  20,535
 Mining and Milling Equipment            $280,214         -0-              -0-          -0 -              $ 280,214
                                         --------         ---              ---          ----              ---------
                        Total            $300,549         -0-              -0-          -0-               $ 300,549
                                         ========         ===              ===          ===               =========
























                                    Continued
                                      F-12

                                   Exhibit 27

                            Financial Data Schedule