Form 10-Q
period 1998-03-31
DRAGON MINING CORP
filed 1998-05-13
CIK 30037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 16 (D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                               ------------------

For the quarter ended: 3/31/98            Commission file number:     1-355


                            DRAGON MINING CORPORATION
             (Exact name of registrant as specified in its charter)

            (UTAH)                                            87-0128639
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

      23,143,826 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF MAY 5, 1998

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



                                     DRAGON MINING CORPORATION
                                          (Registrant)





MAYL 8, 1998                    BY:/s/Thomas L. Crom
                                      Thomas L. Crom,
                                      President (Principal Financial
                                      and Accounting Officer)