Form 10QSB
period 1998-03-31
DRAGON MINING CORP
filed 1998-07-10
CIK 30037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                    FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ______________

Commission file number:  1-355


                            DRAGON MINING CORPORATION
        (Exact name of small business issuer as specified in its charter)

            (UTAH)                                            87-0128639
(State of other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                         Identification No.)


         107 WEST WADE, SUITE 7, P.O. BOX 9, PAYSON, ARIZONA 85547-0009
            (Address of principal executive offices)         (Zip Code)

                                 (520) 474-9151
                          (Issuer's telephone number)
                                                            --------------

                                       N/A

              (Former name, former address and former fiscal year,
                          if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes _X_  No ____

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      23,143,826 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF MAY 5, 1998

Traditional Small Business Disclosure Format (Check one): YES ___ NO _X_

Exhibit index on page N/A                                        Page 1 of 3
                      ---

                         PART I - FINANCIAL INFORMATION


                     Omitted pursuant to rule 13a-13(c)(3).

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



                                     DRAGON MINING CORPORATION
                                          (Registrant)





JULY 10, 1998                      BY:/s/Thomas L. Crom
                                      Thomas L. Crom,
                                      Treasurer and Chief Financial Officer