Form 10QSB
period 1998-06-30
DRAGON MINING CORP
filed 1998-08-14
CIK 30037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
         --------------

Commission file number:  1-355

                            DRAGON MINING CORPORATION
        (Exact name of small business issuer as specified in its charter)

                UTAH                                            87-0128639
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

    4,423,983 SHARES OF COMMON STOCK, $.001 PAR VALUE, AS OF AUGUST 10, 1998

Traditional Small Business Disclosure Format (Check one): YES ___ NO _X_

Exhibit index on page 3                                              Page 1 of 5

                         PART I - FINANCIAL INFORMATION

                   Omitted pursuant to Rule 240.13a-13(c)(2).

                           PART II - OTHER INFORMATION

Item 1.           LEGAL PROCEEDINGS.
                  Not applicable.

Item 2.           CHANGES IN SECURITIES.

                  Not applicable.

Item 3.           DEFAULTS UPON SENIOR SECURITIES.
                  Not applicable.

Item 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
                  Subsequent  to June  30,  1998,  the  Company  held an  Annual
                  Meeting of shareholders on July 31, 1998. During the Annual Meeting, the Company's shareholders approved the following actions:

                  1)       Elected four directors:  Thomas J. Ian  Wright, Larry
                           N. Lorenz, Aubrey McGinnis and Thomas L. Crom:

                  2)       Amended the articles of Incorporation to increase the
                           number  of  authorized   shares  from  25,000,000  to
                           50,000,000;

                  3) Ratified the issuance of 15,000,000 shares (prior to the reverse-split) to Marbella Capital Corp.;

                  4) Approved the issuance of 21,000,000 shares (prior to the reverse-split) to Marbella Capital Corp to retire debt of $2,100,000;

                  5)       Approved a 1-for-10 reverse stock split;

                  6) Approved an amendment to the Articles of Incorporation to change the name of the Company from "Dragon Mining Corporation" to "Dragon Diamond Corporation";

                  7)       Approved the Company's 1998 Stock Option Plan; and

                  8)       Approved the Company's 1998 Restricted Stock Plan.

Item 5.           OTHER INFORMATION.
                  Not applicable.

Item 6.           EXHIBITS AND REPORTS ON FORM 8-K.


         REGULATION S-B                                                                     CONSECUTIVE
              NUMBER                        EXHIBIT                                        PAGE NUMBER
                  27       Financial Data Schedule                                                4


         B)       REPORTS ON FORM 8-K:  None


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                     DRAGON MINING CORPORATION
                                     (Registrant)





AUGUST 10, 1998                      BY:      /s/THOMAS L. CROM
---------------                               -----------------------------
                                              Thomas L. Crom,
                                              Chief Financial Officer
                                              (Principal Financial
                                              and Accounting Officer)

                                   EXHIBIT 27

                             FINANCIAL DATA SCHEDULE