Form 10QSB
period 1998-09-30
DRAGON MINING CORP
filed 1998-11-17
CIK 30037

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                               ------------------

                                   FORM 10-QSB
(Mark One)
(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30,1998.

(  )     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
         EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________  TO
         _________

Commission file number: 1-355


                           DRAGON DIAMOND CORPORATION
             (Exact name of registrant as specified in its charter)

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

                            DRAGON MINING CORPORATION
              (Former name, former address and former fiscal year,
                          if changed since last report)

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

   4,423,983 shares of common stock, $.001 par value, as of November 10, 1998

Traditional Small Business Disclosure Format (Check One): YES ____    NO __X__

Exhibit index on page 11                                            Page 1 of 22

                           DRAGON DIAMOND CORPORATION
                                   FORM 10-QSB

                                      INDEX

                         PART I - FINANCIAL INFORMATION

Item 1.   Condensed Balance Sheet, September 30, 1998 and December 31, 1997...3

          Condensed Statement of Operations,
          Nine and Three Months Ended September 30, 1998 and 1997.............4

          Condensed Statements of Cash Flow,
          Nine Months Ended September 30, 1998 and 1997.......................5

          Condensed Statements of Shareholder's Equity,
          September 30, 1998 and December 31, 1997............................6

          Notes to Condensed Financial Statements.............................7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................8

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings...................................................9

Item 2.   Changes in Securities...............................................9

Item 3.   Defaults Upon Senior Securities.....................................9

Item 4.   Submission of Matters to a Vote of Security Holders.................9

Item 5.   Other Information...................................................10

Item 6.  Exhibits and Reports on Form 8-K.....................................11

SAFE HARBOR STATEMENT

This report contains both historical and prospective statements concerning the Company and its operations. Historical statements are based on events that have already happened; examples included the reported financial and operating results, descriptions of pending and completed transactions, and management and compensation matters. Prospective statements, on the other hand, are based on events that are reasonably expected to happen in the future; examples include the timing of projected operations, contingencies or other foreseeable events, and projected operating results. Prospective statements (which are known as "forward-looking statements" under the Private Securities Litigation Reform Act of 1995) may or may not prove true with the passage of time because of the future risks and uncertainties.

                           DRAGON DIAMOND CORPORATION
                  (FORMERLY KNOWN AS DRAGON MINING CORPORATION)

                                             BALANCE SHEETS-UNAUDITED


                                                  September               December 31
ASSETS                                               1998                    1997
                                                    ----                     ----
Current Assets:
 Cash and cash equivalents                    $           258         $       6,538
                                              ----------------        --------------
         Total current assets                             258                 6,538
                                              ----------------        --------------

Plant and equipment, net                                    0                     0

Mineral Properties, net                                30,000                     0
                                              ----------------        --------------

         Total assets                         $        30,258         $       6,538
                                              ================        ==============


LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
         Accounts payable                             142,214                 5,633
         Note Payable-Related Party                         0             2,100,000
                                              ----------------         -------------
                  Total current liabilities           142,214             2,105,633
                                              ----------------         -------------

Shareholders'  Equity  (Deficit)
         Common  stock,  $.01  par  value, authorized
         50,000,000, of which 4,423,983 and 2,314,383
         were issued and outstanding as of
         September 30, 1998 and 1997, respectively.    44,240                23,144

         Additional Paid-in Capital                 5,192,393             3,103,889
         Accumulated Deficit                      ( 5,348,589)           (5,230,445)
                  Total shareholders' equity
                  (deficit)                          (111,956)           (2,095,764)

                  Total liabilities and shareholders'
                  equity                      $        30,258          $      6,538
                                              ================         =============






    The accompanying notes are an integral part of the financial statements.



                                            DRAGON DIAMOND CORPORATION
                                   (FORMERLY KNOWN AS DRAGON MINING CORPORATION)

                                    CONDENSED STATEMENT OF OPERATIONS-UNAUDITED

                                            For the three months ended:        For the nine months ended:
                                             Sept. 30,          Sept. 30,         Sept. 30,        Sept. 30,
                                               1998              1997              1998              1997
                                               ----              ----              ----              ----

Operating Expenses:
   General and Administrative               $ 113,108        $    1,550         $ 118,212          $  6,598
   Exploration                                      0                 0                 0                 0
                                            ----------       -----------        ----------         ---------
         Operating (Loss)                    (113,108)           (1,550)         (118,212)           (6,598)
                                            ----------       -----------        ----------         ---------

Other Income
   Interest Income                                  7                39                68               126
                                            ----------       -----------        ----------         ---------

         Net (Loss)                         $(113,101)          $(1,511)        $(118,144)         $ (6,724)
                                            ==========       ===========        ==========         =========

Net Loss per common share                   $    (.03)       $     (.01)        $    (.04)         $   (.01)
                                            ==========       ===========        ==========         =========


Weighted average common
   Shares outstanding                       3,720,783          2,314,383         2,783,182         2,314,383
                                            ==========       ===========        ==========         =========










    The accompanying notes are an integral part of the financial statements.



                           DRAGON DIAMOND CORPORATION
                  (FORMERLY KNOWN AS DRAGON MINING CORPORATION)

                   CONDENSED STATEMENT OF CASH FLOWS-UNAUDITED

                                                                       For the nine months ended:
                                                                       September 30,     September 30,
                                                                            1998            1997
                                                                            ----            ----

Cash flows from operating activities:

Net (loss)                                                              $ (118,144)       $  (6,724)

Adjustments to reconcile net (loss) to net cash provided by operating activities:
         Increase in liabilities                                           111,864            3,933

         Net cash used in operating activities                              (6,280)          (2,791)

Cash flows from investing activities:
         Mineral properties                                                (30,000)               0
                                                                        -----------       ----------

         Net cash used in investing activities                             (30,000)               0

Cash flows from financial activities:
         Proceeds from issuance of common stock                          2,109,600                0
         Increase in debt                                                   30,000                0
         Payment of debt                                                (2,109,600)               0
                                                                        -----------       ----------

         Net cash provided by financing activities                          30,000                0
                                                                        -----------       ----------

         Net increase (decrease) in cash                                    (6,280)          (2,791)

Cash and cash equivalents at beginning of period                             6,538            9,869
                                                                        -----------       ----------

Cash and cash equivalents at end of period                              $      258        $   7,078
                                                                        ===========       ==========











    The accompanying notes are an integral part of the financial statements.



                           DRAGON DIAMOND CORPORATION
                  (FORMERLY KNOWN AS DRAGON MINING CORPORATION)

                  STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
         FOR THE PERIODS ENDED DECEMBER 31, 1997 AND SEPTEMBER 30, 1998




                                            Common Stock      Additional
                                    Number of                 Paid-In         Accumulated
                                    Shares           Amount   Capital         Deficit               Total

Balance, December 31, 1996          23,143,826      $23,144   $3,103,889      $(5,222,797)       $(2,095,764)

Net (loss) year ended
      December 31, 1997                                                            (7,648)            (7,648)
                                    ----------      -------   ----------      ------------       ------------

Balance, December 31, 1997          23,143,826       23,144    3,103,889       (5,230,445)        (2,103,412)
                                    ----------      -------   ----------      ------------       ------------

Reverse stock split ten-for-one    (20,829,443)
Stock issued for debt                2,109,600       21,096    2,088,504                           2,109,600
Net (loss) period ended
     September 31, 1998                                                          (118,144)          (118,144)
                                    ----------      -------   ----------      ------------       ------------

Balance, September 30, 1998          4,423,983      $44,240   $5,192,393      $(5,348,589)       $  (111,956)
                                    ==========      =======   ==========      ============       ============
























    The accompanying notes are an integral part of the financial statements.

                           DRAGON DIAMOND CORPORATION
                  (FORMERLY KNOWN AS DRAGON MINING CORPORATION)

Notes to Condensed Financial Statements

GOING CONCERN-The Company has continued to incur net losses. At September 30, 1998 the Company had a working capital deficiency of $ 141,956 and a stockholders' deficiency of $111,956. The Company requires funds for its future operations and will attempt to meet its obligations by raising additional funds through the sale of equity. There can be no assurance that the Company will be able to raise funds to meet its obligations.

DISCLOSURES-The unaudited condensed financial statements have been prepared by the Company in accordance with generally accepted accounting principles for interim financial information with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the Company's management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1998 are not necessarily indicative of the results that may be expected for the full year ending December 31, 1998.

For further information refer to the financial statements and footnotes thereto in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Recent Accounting Pronouncements

In June 1997, the FASB issued SFAS No. 130, REPORTING COMPREHENSIVE INCOME, and SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 130 requires that an enterprise report, by major components and as a single total, the change in its net assets during the period from nonowner sources; and SFAS 131 establishes annual and interim reporting standards for an enterprise's operating segments and related disclosures about its products, services, geographic areas and major customers. Adoption of these statements will not impact the Company's financial position, results of operations or cash flows and any effect will be limited to the form and content of its disclosures. Both statements are effective for fiscal years beginning after December 15, 1997, with earlier application permitted.

Item 2. Management's Discussion And Analysis of Financial Condition And Results of Operations.

RESULTS OF OPERATIONS FOR THE PERIOD ENDED SEPTEMBER 30, 1998.

Nine months ended September 30, 1998 compared to nine months ended September 30, 1997.

General and Administrative costs increased significantly due to the increased activity of the Company. The activity resulted in a focus on diamonds for the Company, a name change, reverse stock split and other changes approved by the shareholders. In addition a significant amount of travel and other costs were incurred which ultimately resulted in the acquisition of a significant mineral property which was completed subsequent to the end of the quarter.

Three months ended September 30, 1998 compared to three months ended September 30, 1997

General and Administrative costs increased significantly due to the increased activity of the Company. The activity resulted in a focus on diamonds for the Company, a name change, reverse stock split and other changes approved by the shareholders. In addition a significant amount of travel and other costs were incurred which ultimately resulted in the acquisition of a significant mineral property which was completed subsequent to the end of the quarter.

LIQUIDITY AND CAPITAL RESOURCES.

The Company is an exploration stage mining company and for financial reporting purposes has been categorized as a development stage company since its inception. At September 30, 1998, it had no recurring sources of revenue and negative working capital. The Company had incurred losses and experienced negative cash flows from operations in every year since inception.

The Company expects to meet its 1998 obligations from funds from the sale of its common stock.

YEAR 2000 PROBLEM

The Company is aware of the issues associated with the programing code in existing computer systems as the year 2000 approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail. As the Company's records are kept by hardware and software consist of recently purchased year 2000 compliant products, the year 2000 problem is not anticipated to a significant direct impact on the Company's operations.

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings (Item 103)

                  Not Applicable.

Item 2.   Changes in Securities

                  Not Applicable

Item 3.   Defaults Upon Senior Securities

                  Not Applicable

Item 4.   Submission of Matters to a Vote of Security Holders

                  The annual meeting of shareholders was held on July 31, 1998. A total of 23,143,826 shares were entitled to vote at the annual meeting. Of those shares 21,055,836 were represented at the meeting, and all 21,055,836 shares were voted in favor of, and approved, the following actions:

                  1)       Elected four directors: Thomas J. Ian Wright, Larry
                           N. Lorenz, Aubrey McGinnis and Thomas L. Crom;

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

                  7)       Approved the Company's 1998 Stock Option Plan; and

                  8)       Approved the Company's 1998 Restricted Stock Plan.

Item 5.   Other Information

                  Subsequent to the end of the quarter the Company signed an agreement with South African Diamond Holding Corp. ("SADIA") for the joint development of the Natal I and Natal II diamond concessions, 65 miles southeast of the city of Caicara, in the Guaniamo Diamond district of southern Venezuela. Venezuela has traditionally been a significant diamond producer, with the Guaniamo Diamond District alone producing approximately 1,000,000 carats in diamonds per year for over two decades. Mr. Thomas Crom, an officer, director and shareholder of the Company, is also an officer, director and beneficial shareholder of SADIA.

                  The Natal I and Natal II concessions are two adjacent concessions with a total area of approximately 15,735 acres, in which remote sensing has located three significant exploration targets. The targets are: (i) fourteen possible kimberlitic bodies with surface areas that range in size from four acres to as large as 40 acres; (ii) Quaternary alluvial deposits located along the principal water courses and the tributaries of Quebrada Grande and Quebrada Resbalon del Diablo, (iii) the paleolithic alluvial remnants of Tertiary age. At the present time small scale alluvial diamond production by local Venezuelans is taking place within the two concessions along the Quebrada Resbalon del Diablo.

                  The two Natal concessions are located immediately to the north-northwest of several known diamondiferous kimberlite occurrences including one which is already producing diamonds. Targets identified to date have surface characteristics similar to diamondiferous kimberlites found elsewhere in the world and the diamondiferous potential of these kimberlites is supported by the observation that the area of economic alluvial diamond deposits is considerably more extensive that the currently identified area of kimberlite bodies. The small scale diamond production by local Venezuelans along the Quebrada Resbalon del Diablo indicates that some, if not all of the kimberlites located within the concessions are diamondiferous.

                  The combination of a favorable location on projection of both structural and alluvial diamond trends, and the potential for economic kimberlites within the concessions indicates the potential for a successful lode diamond exploration and development program in conjunction with alluvial diamond production.

                  The Company can earn a 50% interest in the concessions by spending $250,000 on the property and by issuing 250,000 shares of its common stock to SADIA, both over a three period. The Company can increase its interest to 75% by spending a total of $750,000 within the three year period.

                  The Company is continuing discussions on a number of producers and holders of African diamond properties with plans of acquiring additional diamond properties and production.

Item 6.  Exhibits and Reports on Form 8-K.

         Regulation S-B                                                   Consecutive
             Number                Exhibit                                Page Number

                10       Agreement on  Exploration  of Natal I and Natal II    13
                         Concessions.

                27       Financial Data Schedule                               21


          b)       Reports on Form 8-K:  None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

                                       DRAGON DIAMOND CORPORATION
                                             (Registrant)



November 14, 1998                   BY:/s/Thomas L. Crom
-----------------
                                              Thomas L. Crom,
                                              Chief Financial Officer
                                              (Principal Financial
                                              and Accounting Officer)